Form 10QSB
period 2001-09-30
NAVIGATOR VENTURES INC
filed 2002-02-15
CIK 1116238

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2001

Commission File Number:    001-31242

Navigator Ventures, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0232855 (IRS Employer Identification No.)
207-1425 Marine Drive West Vancouver, B.C. (Address of principal executive offices)

None
(Former name or former address, if changed since last report)

V7T 1B9
(Zip Code)

(604) 818-6804
(Issuer's Telephone Number)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes    /x/    No    / /.

        The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 2001 was 250,000 common shares.

PART I

ITEM 1.    FINANCIAL STATEMENTS.

        The unaudited financial statements for the three-month period ended September 30, 2001 are attached hereto.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward looking statements.

OVERVIEW

        Navigator Ventures, Inc. was incorporated under the laws of the State of Nevada on May 24, 2000. We have not commenced active business operations.

        We are an exploration stage company. We have acquired a mineral lease on a total of 5 patented and 10 unpatented lode mineral claims located in Washington State. A patented lode mineral claim is the highest form of holding a mineral claim. It means that no more assessment work is necessary and that all mineral rights, both surface and underground, are included in the claim. An unpatented claim means that more assessment work is necessary before all mineral rights can be cliamed. We intend to explore for metals, including silver and gold, on our property. There is no assurance that valuable minerals will be found until proper geologic exploration and analysis is performed.

        Our administrative office is located at 207-1425 Marine Drive, West Vancouver, British Columbia, Canada V7T 1B9, telephone (604) 818-6804. Our Nevada office is located at 5300 West Sahara Avenue, Suite 101, Las Vegas, Nevada, 89146. Our fiscal year end is December 31.

Business Operations

        On September 30, 2000, Navigator acquired a 10 year mineral lease from L.E. Lawson, the owner of five patented and ten unpatented lode mineral claims, sometimes referred to as the Zala M claims, covering approximately 277 acres located in the northeast section of the state of Washington. An unpatented claim is one in which more assessment work is necessary before all mineral rights can be claimed. We are presently in the pre-exploration stage and there is no assurance that a commercially viable mineral deposit exists in our property until exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

        Under the terms of the mineral lease, Navigator may extend the initial term for two additional periods of ten years each by giving the owner notice of such extension not less than thirty days prior to the expiration of the initial term or any extension thereof. Navigator has the exclusive possession of the property for mining purposes during the term of the lease.

        If Navigator fails to comply with any of the provisions of the lease and does not initiate and diligently pursue steps to correct the default within thirty days after notice has been given to it by owner specifying with particularity the nature of the default, then upon the expiration of the thirty-day period, all rights of Navigator under the lease terminate and all liabilities and obligations of Navigator except royalties then due terminate. Any default claimed with respect to the payment of money may be cured by the deposit in escrow of the amount in controversy (not including claimed consequential, special, exemplary, or punitive damages) and giving of notice of the deposit to the owner, the amount to remain in escrow until the controversy is resolved by decision of a court or otherwise. If Navigator by notice to owner disputes the existence of a default, then the lease shall not terminate unless Navigator does not initiate and diligently pursue steps to correct the default within thirty days after the existence of a default has been determined by decision of a court or otherwise.

        The owner of the property on which the Zala M claims are located is the Lawson Trust. The beneficial owners of the Lawson Trust are L.E. Lawson and Verla Lawson. Under the terms of the lease, Navigator is obligated to pay royalties of 2.5% of the net returns from all minerals sold or processed. In addition, Navigator must pay a minimum annual royalty as follows, of which the first payment of $1,000 has already been made:

Anniversary Date	Amount
Sept. 30, 2000	$1,000.00
Sept. 30, 2001	$5,000.00
Sept. 30, 2002	$10,000.00
Sept. 30, 2003	$20,000.00
Sept. 30, 2004 & thereafter	$40,000.00

        In addition, Navigator is obligated under the terms of the lease to expend $435,719 as part of an exploration commitment on or before September 30, 2003, the third anniversary date of lease. Navigator must have performed the work on or for the benefit of the leased mineral claims in the following manner:

        •
        $61,299.00 by September 30, 2002;

        •
        $112,791.00 by September 30, 2003; and

        •
        $261,628.00 by September 30, 2004.

        Our business activities to date have been restricted to obtaining a report from our mining engineer, R.E. Miller, raising initial capital of $25,000 and conducting a public offering that raised $100,000. According to Mr. Miller's report, since the discovery of the Zala M vein in 1898, considerable exploration and minor intermittent precious metal production has taken place on the property leased by Navigator. Early exploration appears to have been conducted mainly by trenching and the development of shallow pits. More modern efforts have involved geophysical and geochemical techniques, percussion drilling and core drilling. Precious metal production has come primarily from underground workings at the Zala M. Surface and underground stopes on the Zala M are reported to have produced 5,000 tons of ore from quartz vein.

        This report recommends the investigation of two major targets that exist on the property for additional exploration work. Initially 2000 feet of drilling is recommended to evaluate the Zala M precious metal bearing quartz vein at depth. The second recommendation involves detailed geologic mapping followed by drilling of any targets that are found to occur along the eastern zone of the Zala M vein system.

        The exploration program has been separated into the three phases. We will not be able to complete Phase I unless more than 75% of this offering is sold. Each phase is dependent on the results of the previous phase:

Phase I—	$ 61,299.00	Zala M drilling and east contact exploration
Phase II—	$112,791.00	Continued east contact zone exploration and drilling
Phase III—	$261,628.00	Continued exploration and drilling

Location and Access

        The Zala M Group Properties consist of five patented and ten unpatented claims totaling approximately 277 acres. The property is located in the Wauconda mining district of Okanogan County and the Eureka mining district of Ferry County and is approximately 17.5 miles northwest of Republic, Washington. Access to the region from Vancouver, B.C. is by Highway No. 3 to Carson B.C. and Washington State Highways No. 20 and No. 21 to Republic, a road distance of 350 miles. Property access from Republic is by way of the Trout Creek Road for 6.5 miles to Ferry County Road 514, a well-maintained gravel road, and the Sheridan Road for 8.0 miles to the Zala M Group claims. A number of well-maintained forestry service roads provide good access to most areas of the property.

Physiography

        The topography is moderate with rounded ridges and narrow valleys. Elevations range from 4500 feet to a high of 5498 feet at the summit of Horseshoe Mountain. The area, located in the Colville National Forest, is covered with merchantable timber and has been subject to logging in the past.

        The area is semi-arid with an average 18-inch rainfall, cold winters and warm to hot summers. Good water supplies exist at Toroda Creek, 3.5 miles west of the claims, and from a spring located near the Zala Mining claim on the property.

Property Geology

        Aegis Resources Ltd mapped the geology in 1976-77 by the Dusty Mac-Occidental-Quintana consortium and in 1985. The two upper members of the tertiary Klondike Mountain formation generally underlie most of the property. The Middle Member, which is composed of pale, colored, greenish volcanic breccias, a type of rock whose components are angular in shape, as distinguished from a conglomerate, whose components are water-worn into a rounded shape, and lava flows, occurs in the southern part of the property and the Upper Member, consisting of dark gray, bitric lava flows in the northern property areas. The flows are generally flat lying and at the Silver Bell breccias zone, they are of rhyolite tuff composition. The host rocks at the Zala M mine have been described as trachytic andesite and an andesite breccia. Andesite is a fine grained igneous rock with no quartz or orthoclase, composed of about 75% plagioclase feldspars and 25% ferromagnesium silicate.

        In the southeastern property area units of the Pre Permian Tonata Creek Formation comprising metamorphosed sediments and marbelized limestone occur and are in contact with units of the Klondike and the granodiorite. Granodiorite is a coarse-grained igneous rock intermediate in composition between granite and diorite. The contact between these units and the granites on the east cuts through the southeastern part of the claims and trends northeasterly, generally within the eastern property boundary.

Our Proposed Exploration Program

        We must conduct exploration to determine what amount of minerals, if any, exist on our properties, and if any minerals which are found can be economically extracted and profitably processed.

        Our exploration program is designed to economically explore and evaluate our claims.

        We do not claim to have any minerals or reserves whatsoever at this time on any of our claims.

        We intend to implement an exploration program and to proceed in the following three phases:

        Phase 1 will begin with research of the available geologic literature, personal interviews with geologists, mining engineers and others familiar with the prospect sites.

        When research is completed, our initial work will be augmented with geologic mapping, geophysical testing and geo-chemical testing of our claims. When available, existing workings, like trenches, prospect pits, shafts or tunnels will be examined. If an apparent mineralized zone is identified and narrowed down to a specific area by the studies, we will begin trenching the area.

        Trenches that appear on the property are generally five feet in length and 300 feet wide. These trenches are the result of exploration that was carried out on the property between 1898 and 1985. Trenches allow for a thorough examination of the surface of the vein structure types generally encountered in the area. They also allow easier restoration of the land to its pre-exploration condition when we conclude our operations. Once excavation of a trench is completed, samples are taken and then analyzed for economically potential minerals that are known to have occurred in the area. Careful interpretation of this available data collected from the various tests aid in determining whether or not the prospect has current economic potential and whether further exploration is warranted. Phase 1 will take about three months and cost up to $61,299.

        Phase 2 involves an initial examination of the underground characteristics of the vein structure that was identified by Phase 1 of exploration. Phase 2 is aimed at identifying any mineral deposits of potential economic importance. The methods employed are

  •
  more extensive trenching

  •
  more advanced geophysical work

  •
  drift driving

        Drift driving is the process of constructing a tunnel to take samples of minerals for testing. Later, the tunnel can be used for mining minerals. The geophysical work gives a general understanding of the location and extent of mineralization at depths that are unreachable by surface excavations and provides a target for more extensive trenching and core drilling. Trenching identifies the continuity and extent of mineralization, if any, below the surface. After a thorough analysis of the data collected in Phase 2, we will decide if the property warrants a Phase 3 study. Phase 2 will take about six months and cost up to $112,791.

        Phase 3 is aimed at precisely defining the depth, the width, the length, the tonnage and the value per ton of any mineral body. This is accomplished through extensive drift driving. Phase 3 will take about twelve months and cost up to $261,628.

        We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

Competitive Factors

        The mineral industry is fragmented. We compete with other exploration companies looking for a variety of mineral reserves. We may be one of the smallest exploration companies in existence. Although we will be competing with other exploration companies, there is no competition for the exploration or removal of minerals from our property. Readily available markets exist in North America and around the world for the sale of minerals. Therefore, we intend to develop mining claims to the production point in which major mining production companies would seriously consider pursuing the property as a valuable and significant acquisition.

Regulations

        General exploration work including surveying, geophysical and geochemical programs that do minimal surface disturbance do not require county, state or federal permits. The initial drilling program will only require minimal permits as the surface and minerals are privately owned. Expansion in the Phase II and III will likely need approval and bonding.

        The activity in Phase I is related to work on the patented claims for which the surface and mineral title is privately owned by the Lawson Trust. The permitting process is for the purposes of notification. For private land, such as the property leased by Navigator, it requires notifying Ferry County where the claims are located of the planned work, including a map of the area where the work is proposed.

        The county will act like a "lead agency" and may require Navigator to fill out the Washington State Environmental Agency forms which will help clarify the counties position as lead agency. Should the county determine that the United States Bureau of Land Management ("BLM") and/or Washington State Department of Natural Resources ("DNR") has some jurisdiction they will notify those agencies. From the Plan of Operation these agencies will determine what restrictions will be set; if any bonding is required and the degree of reclamation.

Management's discussion and analysis of financial conditions and results of operations

        We are a start-up, exploration stage company and have not yet generated or realized any revenues from our business operations.

        Our auditors have issued a going concern opinion. This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on our property. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and stay in business.

Results of Operations
From Inception on May 24, 2000

        We just recently acquired our first interest in patented and unpatented lode mineral claims. At this time we have not yet commenced the research and/or exploration stage of our mining operations on that property. We have paid $1,000 for a mining lease. In addition, we have paid $4,000 to R.E. Miller, a mining engineer, for a report on the property. As of September 30, 2001 we have experienced operating losses of $57,076.

Plan of Operations

        Since inception, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on May 24, 2000 to December 31, 2000 was $25,000 as a result of proceeds received from our president and sole director. Our business activities to date have been restricted to obtaining a mining engineer's report and conducting a public offering from which we raised $100,000 in gross proceeds.

        Navigator's plan of operations for the next twelve months is to undertake Phase I of the drilling and exploration program. Phase I is estimated to be $61,299.00 and therefore can not be completed unless more than 75% of the offering is sold. If only 50% of the offering is sold, we will be able to make an annual royalty payment, obtain permits, bonds and conduct land preparation along with surveying, drill site location and some drilling, but we will not be able to complete our exploration program or analyze the results. If only 25% of our offering is sold, we will be able to pay the offering expenses, the annual minimum royalty and do some limited land preparation. If less than 25% of the offering is sold we will become indebted for offering expenses and we may have to cease operations entirely. We have no plan to engage in any alternative business if Navigator ceases or suspends operations as a result of not having enough money to complete any phase of the exploration program.

        Phase I will involve drilling a three holes to investigate the extent of mineralization of the Zala M claims. We also intend to investigate the east contact zone of the leased property for additional mineral deposits. Permitting, drilling and associated expenses for investigating the Zala M claims will cost approximately $52,700. Geological mapping of the east contact zone will cost approximately $3,710.00. Expenses associated with the geologist's report for Phase I are anticipated to be approximately $1,970.00. We also plan to reserve a 5 percent contingency fund for unforeseen expenses of $2,919.00.

Liquidity and Capital Resources

        As of the date of this report, we have yet to generate any revenues from our business operations. Since our inception, Mr. Anderson has paid $25,000 in cash in exchange for 250,000 shares of common stock. This money has been utilized for organizational and start-up costs and as operating capital. We have also raised gross proceeds of $100,000 from the sale of stock registered in our SB-2 offering. As of September 30, 2002 we had sustained operating losses $57.076.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        There are no material legal proceedings to which we (or any of our officers and directors in their capacities as such) is a party or to which our property is subject and no such material proceedings is known by our management to be contemplated.

ITEM 2.    CHANGES IN SECURITIES—

        NONE

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES—

        NONE

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS—

        NONE

ITEM 5.    OTHER INFORMATION—

        NONE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K—

  (a)
  Exhibits—NONE

  (b)
  Reports on Form 8-K—NONE

SIGNATURE

        In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVIGATOR VENTURES, INC.

Dated: February 15, 2002	/s/ JOHN REID ANDERSON John Reid Anderson President

NAVIGATOR VENTURES, INC.
(An Exploration Stage Company)
BALANCE SHEETS
September 30, 2001 and December 31, 2000
(Stated in US Dollars)
(Unaudited)

	September 30, 2001	December 31, 2000
ASSETS
Current
Cash	$747	$2,696
Prepaid expenses	200	—

	947	2,696
Mineral property	1,000	1,000

	$1,947	$3,696

LIABILITIES
Current
Accounts payable	$26,673	$4,584
Due to shareholder	1,700	—

	28,373	4,584

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value 5,000,000 shares authorized, none outstanding
Common stock, $0.001 par value 45,000,000 shares authorized 363,000 shares outstanding	30,650	25,000
Deficit accumulated during the exploration stage	(57,076)	(25,888)

	(26,426)	(888)

	$1,947	$3,696

SEE ACCOMPANYING NOTES

NAVIGATOR VENTURES, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
for the three month period ended September 30, 2001 and 2000 the nine months ended September 30, 2001, May 24, 2000 (Date of Incorporation) to September 30, 2000
and for the period May 24, 2000 (Date of Incorporation) to September 30, 2001
(Stated in US Dollars)
(Unaudited)

	Three Months Ended September 30, 2001	Three Months Ended September 30, 2000	Nine Months Ended September 30, 2001	May 24, 2000 (Date of Incorporation) to September 30, 2000	May 24, 2000 (Date of Incorporation) to September 30, 2001
Expenses
Accounting	$1,915	$1,000	$2,680	$1,000	$8,264
Bank charges	141	82	249	82	376
Legal	20,797	2,500	26,494	2,500	37,671
Management fees	—	—	—	—	5,000
Resource property exploration and development costs	150	4,000	150	4,000	4,150
Transfer agent fees	315	—	1,615	—	1,615

Net loss for the period	$23,318	$7,582	$31,188	$7,582	$57,076

Loss per share	$0.09	$0.03	$0.12	$0.03

Weighted average number of shares outstanding	250,000	250,000	250,000	250,000

SEE ACCOMPANYING NOTES

NAVIGATOR VENTURES, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
for the nine month period ended September 30, 2001
May 24, 2000 (Date of Incorporation) to September 30, 2000
and for the period May 24, 2000 (Date of Incorporation) to September 30, 2001
(Stated in US Dollars)
(Unaudited)

	Nine Months Ended September 30, 2001	May 24, 2000 (Date of Incorporation) to September 30, 2000	May 24, 2000 (Date of Incorporation) to September 30, 2001
Cash Flows from Operating Activities
Net loss for the period	$(31,188)	$(7,582)	$(57,076)
Changes in non-cash working capital balances related to operations
Prepaid expenses	(200)	(2,500)	(200)
Accounts payable	22,089	6,000	26,673
Due to shareholder	1,700	—	1,700

	(7,599)	(4,082)	(28,903)

Cash Flows from Financing Activities
Capital stock issued	5,650	11,000	30,650

Cash Flows used in Investing Activity
Mineral property acquisition costs	—	(1,000)	(1,000)

Increase (decrease) in cash during the period	(1,949)	5,918	747
Cash, beginning of the period	2,696	—	—

Cash, end of the period	$747	$5,918	$747

SEE ACCOMPANYING NOTES

NAVIGATOR VENTURES, INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIENCY
for the period May 24, 2000 (Date of Incorporation) to September 30, 2001
(Stated in US Dollars)
(Unaudited)

				Deficit Accumulated During the Exploration Stage
	Common Shares
			Additional Paid-in Capital
	#	Par Value			Total
Capital stock issued pursuant to an offering memorandum for cash —at $0.10	250,000	$250	$24,750	$—	$25,000
Net loss for the period	—	—	—	(25,888)	(25,888)

Balance, December 31, 2000	250,000	250	24,750	(25,888)	(888)
Capital stock issued pursuant to initial public offering —at $0.05	113,000	113	5,537	—	5,650
Net loss for the period	—	—	—	(31,188)	(31,188)

Balance, September 30, 2001	363,000	$363	$30,287	$(57,076)	$(26,426)

SEE ACCOMPANYING NOTES

NAVIGATOR VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2001 and December 31, 2000
(Stated in US Dollars)
(Unaudited)

Note 1    Interim Reporting

        While the information presented in the accompanying interim nine months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the company's December 31, 2000 annual financial statements.

Note 2    Commitment

        (a)    Initial Public Offering

    The company has filed a SB-2 registration statement, which includes an initial public offering of 2,000,000 common shares at $0.05 per share. This offering is subject to regulatory approval. This offering will remain open until December 20, 2001. At September 30, 2001, the company has received $5,650 as subscriptions for the issuance of 113,000 shares.

        (b)    Mineral Property

    By a lease agreement dated September 15, 2000 the company was granted the exclusive right to explore and mine the Zala M Group claims located in Ferry and Okanogan Counties of North Central Washington State for the following minimum royalty payments and exploration commitment:

    Minimum Royalty Payments:

    The owner shall be paid a royalty of 3% of the net returns from all production. In respect to this royalty, the company is required to pay minimum royalty payments of the following:

      •
      $1,000 upon signing (paid);

      •
      $5,000 on September 30, 2001;

      •
      $10,000 on September 30, 2002

      •
      $20,000 on September 30, 2003

      •
      $40,000 on September 30, 2004 and thereafter

    Exploration Commitment:

    The company must incur $435,719 on exploration expenditures prior to September 30, 2003 as follows:

Date	Minimum Exploration
On or before September 30, 2001	$61,299
On or before September 30, 2002	112,791
On or before September 30, 2003	261,628

$435,719

    The term of this lease is for 10 years. The term may be extended by the company for two periods of 10 years by the company giving notice to the owner.

    Subsequent to September 30, 2001, the agreement is in default. The company is currently negotiating an extension on the minimum royalty payments and exploration commitments.

QuickLinks

PART I
  ITEM 1. FINANCIAL STATEMENTS.
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES—
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES—
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS—
  ITEM 5. OTHER INFORMATION—
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K—
SIGNATURE
NAVIGATOR VENTURES, INC. (An Exploration Stage Company) BALANCE SHEETS September 30, 2001 and December 31, 2000 (Stated in US Dollars) (Unaudited)
NAVIGATOR VENTURES, INC. (An Exploration Stage Company) STATEMENTS OF OPERATIONS for the three month period ended September 30, 2001 and 2000 the nine months ended September 30, 2001, May 24, 2000 (Date of Incorporation) to September 30, 2000 and for the period May 24, 2000 (Date of Incorporation) to September 30, 2001 (Stated in US Dollars) (Unaudited)
NAVIGATOR VENTURES, INC. (An Exploration Stage Company) STATEMENTS OF CASH FLOWS for the nine month period ended September 30, 2001 May 24, 2000 (Date of Incorporation) to September 30, 2000 and for the period May 24, 2000 (Date of Incorporation) to September 30, 2001 (Stated in US Dollars) (Unaudited)
NAVIGATOR VENTURES, INC. (An Exploration Stage Company) STATEMENT OF STOCKHOLDERS' DEFICIENCY for the period May 24, 2000 (Date of Incorporation) to September 30, 2001 (Stated in US Dollars) (Unaudited)
NAVIGATOR VENTURES, INC. (An Exploration Stage Company) NOTES TO THE FINANCIAL STATEMENTS September 30, 2001 and December 31, 2000 (Stated in US Dollars) (Unaudited)