Form 10KSB
period 2001-12-31
NAVIGATOR VENTURES INC
filed 2002-04-03
CIK 1116238

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
☐	Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

Commission File No. 001-31242

NAVIGATOR VENTURES, INC.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of Incorporation or Organization)	98-0232855 (I.R.S. Employer Identification Number)

207-1425 Marine Drive
West Vancouver, B.C.
V7T 1B9
(604) 818-6804
(Address, including zip code and telephone number, including area code, of registrant's executive offices)

Securities registered under Section 12(b) of the Exchange Act:
none

Securities registered under Section 12(g) of the Exchange Act:
Common Stock
(Title of class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

        Issuer's revenues for its most recent fiscal year: $0.00.

(Continued on Following Page)

        State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of April 3, 2002 $100,000.

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 3, 2002 there were 2,250,000 shares of the Company's common stock issued and outstanding.

        Documents Incorporated by Reference: Three

        This Form 10-KSB consists of Twenty-one Pages

        Exhibit Index is located at Page Twelve

TABLE OF CONTENTS

FORM 10-KSB ANNUAL REPORT

NAVIGATOR VENTURES, INC.

		PAGE
Facing Page
Index
PART I
Item 1.	Description of Business	1
Item 2.	Description of Property	5
Item 3.	Legal Proceedings	5
Item 4.	Submission of Matters to a Vote of Security Holders	5
PART II
Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters	5
Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operations	5
Item 7	Financial Statements	F-1-F-9
Item 8.	Changes in and Disagreements on Accounting and Financial Disclosure	9
PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act	9
Item 10.	Executive Compensation	9
Item 11.	Security Ownership of Certain Beneficial Owners and Management	10
Item 12.	Certain Relationships and Related Transactions	10
PART IV
Item 13.	Exhibits and Reports on Form 8-K	10
SIGNATURES		11

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

History

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

Anniversary Date	Amount
Sept. 30, 2000	$1,000.00
Sept. 30, 2001	$5,000.00
Sept. 30, 2002	$10,000.00
Sept. 30, 2003	$20,000.00
Sept. 30 2004 & thereafter	$40,000.00

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

        The exploration program has been separated into the three phases. We will not be able to complete Phase I unless more than 75% of this offering is sold. Each phase is dependent on the results of the previous phase:

Phase I-	$61,299.00	Zala M drilling and east contact exploration
Phase II-	$112,791.00	Continued east contact zone exploration and drilling
Phase III-	$261,628.00	Continued exploration and drilling

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

COMPETITION

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

EMPLOYEES

        We have no full time employees. Our President has agreed to allocate a portion of his time to our business activities, without compensation. This officer anticipates that our business plan can be implemented by his devoting minimal time per month to our business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

TRADEMARKS

        We do not utilize any trademarks or patent rights in our business.

GOVERNMENT REGULATIONS

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

ITEM 2. DESCRIPTION OF PROPERTY

        We have no properties and at this time has no agreements to acquire any properties. We intend to attempt to acquire assets or a business in exchange for its securities which assets or business is determined to be desirable for its objectives.

        Facilities.    Our principal place of business is an executive office which consists of approximately 200 square feet of executive office space. This space is provided to us on a rent free basis by our president, an officer and director and it is anticipated that this arrangement will remain until such time as we successfully consummates a merger or acquisition. Management believes that this space will meet our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

        There are no material legal proceedings to which we (or any of our officers and directors in their capacities as such) is a party or to which our property is subject and no such material proceedings is known by our management to be contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a)
Market Information. None.

(b)
Holders. There are thirty three shareholders of our common stock.

(c)
Dividends. We have not paid any dividends on our common stock since inception. We do not foresee that we will have the ability to pay a dividend on our common stock in the fiscal year ending December 31, 2002.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

INFLATION

        Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on the results of operations during the fiscal year ended December 31, 2001.

ITEM 7. FINANCIAL STATEMENTS

NAVIGATOR VENTURES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

TERRY AMISANO LTD.	AMISANO HANSON
KEVIN HANSON, C.A.	CHARTERED ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Stockholders,
Navigator Ventures, Inc.

        We have audited the accompanying balance sheets of Navigator Ventures, Inc. (An Exploration Stage Company) as of December 31, 2001 and 2000 and the statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 2001, the seven months ended December 31, 2000 and for the period May 24, 2000 (Date of Incorporation) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Navigator Ventures, Inc. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the year ended December, 31 2001, the seven months ended December 31, 2000 and for the period from May 24, 2000 (Date of Incorporation) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the exploration stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	"AMISANO HANSON"
March 12, 2002	Chartered Accountants
750 WEST PENDER STREET, SUITE 604	TELEPHONE: 604-689-0188
VANCOUVER, CANADA	FACSIMILE: 604-689-9773
V6C 2T7	E-MAIL: amishan@telus

NAVIGATOR VENTURES, INC.
(An Exploration Stage Company)

BALANCE SHEETS

December 31, 2001 and 2000

(Stated in US Dollars)

	2001	2000
ASSETS
Current
Cash	$38,328	$2,696
Accounts receivable	250	—
Prepaid expenses	10,000	—

	48,578	2,696
Mineral property—Note 3	—	1,000

	$48,578	$3,696

LIABILITIES
Current
Accounts payable	$12,303	$4,584

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value 5,000,000 shares authorized, none outstanding
Common stock, $0.001 par value 45,000,000 shares authorized 2,250,000 shares outstanding	2,250	250
Additional paid-in capital	122,750	24,750

	125,000	25,000
Deficit accumulated during the exploration stage	(88,725)	(25,888)

	36,275	(888)

	$48,578	$3,696

Nature and Continuance of Operations—Note 1
Commitments—Note 3
Subsequent Event—Note 3

APPROVED BY THE DIRECTOR:
"Reid Anderson"	, Director

SEE ACCOMPANYING NOTES

NAVIGATOR VENTURES, INC.
(An Exploration Stage Company)

STATEMENT OF OPERATIONS

for the year ended December 31, 2001, the seven months ended December 31, 2000 and for the period May 24, 2000 (Date of Incorporation) to December 31, 2001

(Stated in US Dollars)

	For the year ended December 31, 2001	For the seven months ended December 31, 2000	May 24, 2000 (Date of Incorporation) to December 31, 2001
Administrative Expenses
Accounting and audit	$5,176	$5,584	$10,760
Bank charges	443	127	570
Business plan	—	1,177	1,177
Development costs	—	4,000	4,000
Legal fees	27,663	10,000	37,663
Management fees	7,000	5,000	12,000
Transfer agent fees	2,315	—	2,315

Loss before other item	(42,597)	(25,888)	(68,485)
Other item
Mineral property expenses	(20,240)	—	(20,240)

Net loss for the period	(62,837)	(25,888)	$(88,725)

Deficit, beginning of year	(25,888)	—

Deficit, end of year	$(88,725)	$(25,888)

Basic loss per share	$(0.11)	$(0.33)

Weighted average number of shares outstanding	583,333	79,549

SEE ACCOMPANYING NOTES

NAVIGATOR VENTURES, INC.
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

for the year ended December 31, 2001, the seven months ended December 31, 2000 and for the period May 24, 2000 (Date of Incorporation) to December 31, 2001

(Stated in US Dollars)

	For the year ended December 31, 2001	For the seven months ended December 31, 2000	May 24, 2000 (Date of Incorporation) to December 31, 2001
Cash flows from (used in) Operating Activities
Net loss for the period	$(62,837)	$(25,888)	$(88,725)
Add item not affecting cash
Mineral property written-off	1,000	—	1,000
Changes in non-cash working capital balances related to operations
Share subscription receivable	(250)	—	(250)
Prepaid expenses	(10,000)	—	(10,000)
Accounts payable	7,719	4,584	12,303

	(64,368)	(21,304)	(85,672)

Cash flows used in Investing Activity
Mineral property acquisition costs	—	(1,000)	(1,000)

Cash flows from Financing Activity
Capital stock issued	100,000	11,000	111,000
Capital stock subscribed	—	14,000	14,000

	100,000	25,000	125,000

Increase in cash during the period	35,632	2,696	38,328
Cash, beginning of the period	2,696	—	—

Cash, end of the period	$38,328	$2,696	$38,328

SEE ACCOMPANYING NOTES

NAVIGATOR VENTURES, INC.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIENCY

for the year ended December 31, 2001, the seven months ended December 31, 2000 and for the period May 24, 2000 (Date of Incorporation) to December 31, 2001

(Stated in US Dollars)

	Common Shares			Deficit Accumulated During the Exploration Stage
			Additional Paid-in Capital
	Shares	Par Value			Total
Capital stock subscribed pursuant to an offering memorandum for cash—at $0.10	250,000	$250	$24,750	$—	$25,000
Net loss for the period	—	—	—	(25,888)	(25,888)

Balance, December 31, 2001	250,000	250	24,750	(25,888)	(888)
Capital stock issued pursuant to an initial public offering—at $0.05	2,000,000	2,000	98,000	—	100,000
Net loss for the year	—	—	—	(62,837)	(62,837)

Balance, December 31, 2001	2,250,000	$2,250	$122,750	$(88,725)	$36,275

SEE ACCOMPANYING NOTES

NAVIGATOR VENTURES, INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2001 and 2000

(Stated in US Dollars)

Note 1 Nature and Continuance of Operations

        The Company was incorporated in the State of Nevada, U.S.A. on May 24, 2000.

        The Company is in the exploration stage. The Company has entered into a lease agreement to explore and mine a resource property located in Washington State, United States and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the resource property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the resource property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

        These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $88,725 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Note 2 Summary of Significant Accounting Policies

        The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

        The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

  Exploration Stage Company

        The Securities and Exchange Commission's Exchange Act Guide 7 "Description of property by issuers engaged or to be engaged in significant mining operations" requires that mining companies in the exploration stage should not refer to themselves as development stage companies in the financial statements, even though such companies should comply with Financial Accounting Standard Board Statement No. 7, if applicable. Accordingly, the Company has not been referred to as being a development stage company.

  Mineral Properties

        The acquisition of mineral properties pursuant to option payments and exploration costs are expensed as incurred. Exploration and development costs relating to these properties are expensed unless the Company determines that a commercial ore—body is present after which cost of development will be capitalized. Upon commercial production, mineral property costs will be amortized on the unit of production basis, until the properties are abandoned or sold, at which time the costs ware written off. Mineral properties are abandoned, when the claims are no longer in good standing or the agreements covering the claims are in default, and in either case management has determined that the abandonment is appropriate.

  Environmental Costs

        Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

  Basic Loss Per Share

        The Company reports basic loss per share in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as it would be anti-dilutive.

  Income Taxes

        The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards, No. 109 "Accounting for Income Taxes".

  Fair Value of Financial Instrument

        The carrying value of cash, share subscription receivable and accounts payable approximates fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

  New Accounting Standards

        Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3 Mineral Properties

        By a lease agreement dated September 15, 2000 and amended October 25, 2001, the Company was granted the exclusive right to explore and mine the Zala M Group claims located in Ferry and

Okanogan Counties of North Central Washington State for the following minimum royalty payments and exploration commitment:

        Minimum Royalty Payments:

        The owner shall be paid a royalty of 3% of the net returns from all production. In respect to this royalty, the Company is required to pay minimum royalty payments of the following:

  •
  $1,000 upon signing (paid);

  •
  $5,000 on November 30, 2001 (paid $3,227, $1,700 paid subsequently);

  •
  $10,000 on September 30, 2002;

  •
  $20,000 on September 30, 2003

  •
  $40,000 on September 30, 2004 and thereafter

        Exploration Commitment:

        The Company must incur $435,719 on exploration expenditures prior to September 30, 2004 as follows:

Date	Minimum Exploration
On or before September 30, 2002	$61,299
On or before September 30, 2003	112,791
On or before September 30, 2004	261,628

$435,719

        The term of this lease is for 10 years. The term may be extended by the Company for two periods of 10 years by the Company giving notice to the owner.

Note 4 Stockholders' Equity

        On October 31, 2001, the Company issued 2,000,000 common shares at $0.05 per share for $100,000 pursuant to an initial public offering.

Note 5 Deferred Tax Assets

        The Financial Accounting Standards Board issued Statement Number 109 in Accounting for Income Taxes ("FAS 109") which is effective for fiscal years beginning after December 15, 1992. FAS 109 require the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assts and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

        The following table summarizes the significant components of the Company's deferred tax assets:

Total
Deferred Tax Assets
Non-capital loss carryforward	$88,726

Gross deferred tax assets	$44,363
Valuation allowance for deferred tax asset	(44,363)

$—

        The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 6 Income Taxes

        No provision for income taxes has been provided in these financial statements due to the net loss. At December 31, 2001 the Company has net operating loss carryforwards, which expire commencing in 2020, totalling approximately $88,725, the benefit of which has not been recorded in these financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

        The Directors and Officers of the Company as of the date of this report are as follows:

Name	Age	Position
John Reid Anderson	40	President, Secretary, Treasurer

        All our Directors hold office until the next annual meeting of our shareholders and until successors have been elected and qualified. Our officers are elected by our Board of Directors and hold office until their death or until they resign or are removed from office.

        There are no family relationships among the officers and directors. There is no arrangement or understanding between us (or any of our directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

(b)
Resumes: John Reid Anderson is the founder of our company. Mr. Anderson has been the President, Secretary-Treasurer and Director since our company's inception on May 24, 2000. Since 1991 Mr. Anderson has been the owner and sole director of Fletcher Communications Group, Ltd., which has its principal offices in Vancouver, British Columbia, and engages in the business of providing corporate communications services to public and private companies. Mr. Anderson is expected to hold his position with our company until the next annual meeting of shareholders.

ITEM 10. EXECUTIVE COMPENSATION.

Remuneration

        The following table reflects all forms of compensation for services to us for the years ended December 31, 2000 and 1999 of our then chief executive officer.

SUMMARY COMPENSATION TABLE

Long Term Compensation
		Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
J.R. Anderson President & Director(1)	2000 2001	$ $	0 0	0 0	0 0	0 0	0 0	0 0	0 0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        (a) and (b) Security Ownership of Certain Beneficial Owners and Management.

        The table below lists the beneficial ownership of the our voting securities by each person known by us to be the beneficial owner of more than 5% of such securities, as well as by all of our directors and officers, as of the date of this report. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class
Common	J.R. Anderson 207-1425 Marine Drive, West Vancouver, B.C. V7T 1B9	250,000	11%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        In connection with the organization of Navigator, John Reid Anderson, the founding shareholder, President, Secretary-Treasurer and Director of our company, has paid an aggregate of $25,000.00 cash to purchase 250,000 shares of common stock of Navigator. Navigator presently has no office facilities but for the time being will use as its business address the office of Mr. Anderson on a rent free basis, until such time as the business operations of our company may require more extensive facilities and our company has the financial ability to rent commercial office space. There is presently no formal written agreement for the use of such facilities, and no assurance that such facilities will be available to our company on such a basis for any specific length of time.

        We have no formal written employment agreement or other contracts with our officers, and there is no assurance that the services to be provided by them, and facilities to be provided by Mr. Anderson, will be available for any specific length of time in the future. Mr. Anderson anticipates initially devoting up to approximately 15% of his time to the affairs of our company. If and when the business operations of our company increase and a more extensive time commitment is needed, Mr. Anderson is prepared to devote more time to our company, in the event that becomes necessary. The amounts of compensation and other terms of any full time employment arrangements with our company would be determined if and when such arrangements become necessary.

PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

        None

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 3, 2002.

NAVIGATOR VENTURES, INC. (Registrant)
By:	/s/ JOHN REID ANDERSON John Reid Anderson, President

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 3, 2002.

By:	/s/ JOHN REID ANDERSON John Reid Anderson, Director

NAVIGATOR VENTURES, INC.

        Exhibit Index to Annual Report on Form 10-KSB For the Fiscal Year Ended December 31, 2001

EXHIBITS

3.1	Certificate and Articles of Incorporation*
3.2	Bylaws**
10.1	Mining Lease***

*
Filed with the Securities and Exchange Commission in the Exhibits to Form SB-2, filed on February 26, 2001 and are incorporated by reference herein.

**
Filed with the Securities and Exchange Commission in the Exhibits to Form SB-2, filed on February 26, 2001 and are incorporated by reference herein.

***
Filed with the Securities and Exchange Commission in the Exhibits to Form SB-2, filed on February 26, 2001 and are incorporated by reference herein.

QuickLinks

TABLE OF CONTENTS FORM 10-KSB ANNUAL REPORT NAVIGATOR VENTURES, INC.
PART I
PART II
NAVIGATOR VENTURES, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
NAVIGATOR VENTURES, INC. (An Exploration Stage Company) BALANCE SHEETS December 31, 2001 and 2000 (Stated in US Dollars)
NAVIGATOR VENTURES, INC. (An Exploration Stage Company) STATEMENT OF OPERATIONS for the year ended December 31, 2001, the seven months ended December 31, 2000 and for the period May 24, 2000 (Date of Incorporation) to December 31, 2001 (Stated in US Dollars)
NAVIGATOR VENTURES, INC. (An Exploration Stage Company) STATEMENT OF CASH FLOWS for the year ended December 31, 2001, the seven months ended December 31, 2000 and for the period May 24, 2000 (Date of Incorporation) to December 31, 2001 (Stated in US Dollars)
NAVIGATOR VENTURES, INC. (An Exploration Stage Company) STATEMENT OF STOCKHOLDERS' DEFICIENCY for the year ended December 31, 2001, the seven months ended December 31, 2000 and for the period May 24, 2000 (Date of Incorporation) to December 31, 2001 (Stated in US Dollars)
NAVIGATOR VENTURES, INC. (An Exploration Stage Company) NOTES TO THE FINANCIAL STATEMENTS December 31, 2001 and 2000 (Stated in US Dollars)
PART III
SUMMARY COMPENSATION TABLE
PART IV
SIGNATURES
NAVIGATOR VENTURES, INC.