Form 10QSB
period 2002-03-31
NAVIGATOR VENTURES INC
filed 2002-05-20
CIK 1116238

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2002

Commission File Number:

Navigator Ventures, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98-0232855
(IRS Employer Identification No.)

207-1425 Marine Drive
West Vancouver, B.C.
(Address of principal executive offices)

None
(Former name or former address, if changed since last report)

V7T 1B9
(Zip Code)

(604) 818-6804
(Issuer's Telephone Number)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐.

        The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 2002 was 2,250,000 common shares.

PART I

ITEM 1. FINANCIAL STATEMENTS.

        The unaudited financial statements for the three-month period ended March 31, 2002 are attached hereto.

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

Anniversary Date	Amount
Sept. 30,2000	$1,000.00
Sept. 30,2001	$5,000.00
Sept. 30,2002	$10,000.00
Sept. 30,2003	$20,000.00
Sept. 30 2004 & thereafter	$40,000.00

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

Results of Operations
From Inception on May 24, 2000

        We just recently acquired our first interest in patented and unpatented lode mineral claims. At this time we have not yet commenced the research and/or exploration stage of our mining operations on that property. We have paid $1,000 for a mining lease. In addition, we have paid $4,000 to R.E. Miller, a mining engineer, for a report on the property. As of March 30, 2002 we have experienced operating losses of $84,241.

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

Liquidity and Capital Resources

        As of the date of this report, we have yet to generate any revenues from our business operations. Since our inception, Mr. Anderson has paid $25,000 in cash in exchange for 250,000 shares of common stock. This money has been utilized for organizational and start-up costs and as operating capital. We have also raised gross proceeds of $100,000 from the sale of stock registered in our SB-2 offering. As of March 31, 2002 we had sustained operating losses $84,241.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        There are no material legal proceedings to which we (or any of our officers and directors in their capacities as such) is a party or to which our property is subject and no such material proceedings is known by our management to be contemplated.

ITEM 2. CHANGES IN SECURITIES—NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES—NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS—

        NONE

ITEM 5. OTHER INFORMATION—NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K—

  (a)
  Exhibits—NONE

  (b)
  Reports on Form 8-K—NONE

SIGNATURE

        In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVIGATOR VENTURES, INC.

Dated: May 17, 2002	/s/ JOHN REID ANDERSON John Reid Anderson President

NAVIGATOR VENTURES, INC.
(An Exploration Stage Company)
BALANCE SHEETS
March 31, 2002 and December 31, 2001
(Stated in US Dollars)
(Unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current
Cash	$25,527	$38,328
Accounts receivable	250	250
Prepaid expenses	570	10,000

	$26,347	$48,578

LIABILITIES
Current
Accounts payable	$6,688	$12,303

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value 5,000,000 shares authorized, none outstanding
Common stock, $0.001 par value 45,000,000 shares authorized 2,250,000 shares outstanding	2,250	2,250
Additional paid-in capital	122,750	122,750
	125,000	125,000

Deficit accumulated during the exploration stage	(105,341)	(88,725)

	19,659	36,275

	$26,347	$48,578

SEE ACCOMPANYING NOTES

NAVIGATOR VENTURES, INC.
(An Exploration Stage Company)
STATEMENT OF OPERATIONS
for the year three months ended March 31, 2002 and 2001
and for the period May 24, 2000 (Date of Incorporation) to March 31, 2002
(Stated in US Dollars)
(Unaudited)

	Three months ended March 31, 2002	Three months ended March 31, 2001	May 24, 2000 (Date of Incor- Poration) to March 31, 2002
Administrative Expenses
Accounting and audit fees	$2,690	$—	$13,450
Bank charges	362	59	932
Business plan	—	—	1,177
Consulting fees	5,000	—	5,000
Development costs	—	—	4,000
Legal fees	2,464	6,462	40,127
Management fees	4,000	—	16,000
Transfer agent fees	1,240	765	3,555

Loss before other item	(15,756)	(7,286)	(84,241)
Other item
Mineral property expenses	(860)	—	(21,100)

Net loss for the period	$(16,616)	$(7,286)	$(105,341)

Loss per share	$(0.01)	$(0.03)

Weighted average number of shares outstanding	2,250,000	250,000

SEE ACCOMPANYING NOTES

NAVIGATOR VENTURES, INC.
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
for the year three months ended March 31, 2002 and 2001
and for the period May 24, 2000 (Date of Incorporation) to March 31, 2002
(Stated in US Dollars)
(Unaudited)

	Three months ended March 31, 2002	Three months ended March 31, 2001	May 24, 2000 (Date of Incor- poration) to March 31, 2002
Cash flows from (used in) Operating Activities
Net loss for the period	$(16,616)	$(7,286)	$(102,426)
Add item not affecting cash
Mineral property written-off	—	—	1,000
Changes in non-cash working capital balances related to operations
Share subscription receivable	—	—	(250)
Prepaid expenses	9,430	(800)	(570)
Accounts payable	(5,615)	828	3,773
Due to shareholder	—	3,700	—

	(12,801)	(3,558)	(98,473)

Cash flows used in Investing Activity
Mineral property acquisition costs	—	—	(1,000)

Cash flows from Financing Activity
Capital stock issued	—	—	111,000
Capital stock subscribed	—	—	14,000

	—	—	125,000

Increase (decrease) in cash during the period	(12,801)	(3,558)	25,527
Cash, beginning of the period	38,328	2,696	—

Cash, end of the period	$25,527	$(862)	$25,527

SEE ACCOMPANYING NOTES

NAVIGATOR VENTURES, INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIENCY
for the period May 24, 2000 (Date of Incorporation) to March 31, 2002
(Stated in US Dollars)
(Unaudited)

				Deficit Accumulated During the Exploration Stage
	Common Shares
			Additional Paid-in Capital
	Shares	Par Value			Total
Capital stock subscribed pursuant to an offering memorandum for cash - at $0.10	250,000	$250	$24,750	$—	$25,000
Net loss for the period	—	—	—	(25,888)	(25,888)

Balance, December 31, 2001	250,000	250	24,750	(25,888)	(888)
Capital stock issued pursuant to an initial public offering - at $0.05	2,000,000	2,000	98,000	—	100,000
Net loss for the year	—	—	—	(62,837)	(62,837)

Balance, December 31, 2001	2,250,000	2,250	122,750	(88,725)	36,275
Net loss for the period	—	—	—	(16,616)	(16,616)

Balance, March 31, 2002	2,250,000	$2,250	$122,750	$(105,341)	$19,659

SEE ACCOMPANYING NOTES

NAVIGATOR VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31 2002 and December 31, 2001
(Stated in US Dollars)

Note 1 Interim Reporting

  While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the company's December 31, 2001 annual financial statements.

Note 2 Mineral Properties

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

  Minimum Royalty Payments:

  The owner shall be paid a royalty of 3% of the net returns from all production. In respect to this royalty, the Company is required to pay minimum royalty payments of the following:

  •
  $1,000 upon signing (paid);

  •
  $5,000 on November 30, 2001 (paid $3,227, $1,773 paid subsequently);

  •
  $10,000 on September 30, 2002;

  •
  $20,000 on September 30, 2003

  •
  $40,000 on September 30, 2004 and thereafter

  Exploration Commitment:

  The Company must incur $435,719 on exploration expenditures prior to September 30, 2004 as follows:

Date	Minimum Exploration
On or before September 30, 2002	$61,299	(subsequently advanced $20,000)
On or before September 30, 2003	112,791
On or before September 30, 2004	261,628

	$435,719

  The term of this lease is for 10 years. The term may be extended by the Company for two periods of 10 years by the Company giving notice to the owner.

QuickLinks

PART I
PART II. OTHER INFORMATION
SIGNATURE
NAVIGATOR VENTURES, INC.
NAVIGATOR VENTURES, INC. (An Exploration Stage Company) NOTES TO THE FINANCIAL STATEMENTS March 31 2002 and December 31, 2001 (Stated in US Dollars)