Form 10QSB
period 2002-06-30
NAVIGATOR VENTURES INC
filed 2002-08-15
CIK 1116238

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2002

                         Commission File Number:

                            Navigator Ventures, Inc.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

                                    Nevada
                                    --------
         (State or other jurisdiction of incorporation or organization)

                                   98-0232855
                                   ----------
                        (IRS Employer Identification No.)

                              207-1425 Marine Drive
                              West Vancouver, B.C.

                                ----------------
                    (Address of principal executive offices)

                                      None

                            ------------------------
          (Former name or former address, if changed since last report)

                                      V7T 1B9
                                      -----
                                   (Zip Code)

                                 (604) 818-6804
                                 --------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 2002 was 2,250,000 common shares.

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the three-month period ended June 30, 2002 are attached hereto.

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

                Anniversary Date                     Amount
                 Sept. 30,2000                     $ 1,000.00
                 Sept. 30,2001                     $ 5,000.00
                 Sept. 30,2002                     $10,000.00
                 Sept. 30,2003                     $20,000.00
                 Sept. 30 2004 & thereafter        $40,000.00

     In addition, Navigator is obligated under the terms of the lease to expend $435,719 as part of an exploration commitment on or before September 30, 2003, the third anniversary date of lease. Navigator must have performed the work on or for the benefit of the leased mineral claims in the following manner:

                 - $61,299.00 by September 30, 2002;
                 - $112,791.00 by September 30, 2003;and
                 - $261,628.00 by September 30, 2004.

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

         Phase I-   $ 61,299.00 Zala M drilling and east contact exploration
         Phase II-  $ 112,791.00 Continued east contact zone exploration and drilling
         Phase III- $ 261,628.00  Continued exploration and drilling

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

     Phase 2 involves an initial examination of the underground characteristics of the vein structure that was identified by Phase 1 of exploration. Phase 2 is aimed at identifying any mineral deposits of potential economic importance. The methods employed are

     -    more extensive trenching
     -    more advanced geophysical work
     -    drift driving

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

Results of Operations
From Inception on May 24, 2000

     We just recently acquired our first interest in patented and unpatented lode mineral claims. At this time we have not yet commenced the research and/or exploration stage of our mining operations on that property. We have paid $1,000 for a mining lease. In addition, we have paid $4,000 to R.E. Miller, a mining engineer, for a report on the property. As of June 30, 2002 we have experienced operating losses of $132,629.

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

     Navigator's plan of operations for the next twelve months is to undertake Phase I of the drilling and exploration program. Phase I is estimated to be $61,299.00. We may have to seek other sources of financing or we may have to cease operations entirely. We have no plan to engage in any alternative business if Navigator ceases or suspends operations as a result of not having enough money to complete any phase of the exploration program.

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

Liquidity and Capital Resources

     As of the date of this report, we have yet to generate any revenues from our business operations. Since our inception, Mr. Anderson has paid $25,000 in cash in exchange for 250,000 shares of common stock. This money has been utilized for organizational and start-up costs and as operating capital. We have also raised gross proceeds of $100,000 from the sale of stock registered in our SB-2 offering. As of June 30, 2002 we had sustained operating losses $132,629.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     There are no material legal proceedings to which we (or any of our officers and directors in their capacities as such) is a party or to which our property is subject and no such material proceedings is known by our management to be contemplated.

ITEM 2. CHANGES IN SECURITIES - NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     NONE

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - NONE

     (b) Reports on Form 8-K - NONE

                                    SIGNATURE

     In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NAVIGATOR VENTURES, INC.

Dated: August 14, 2002                 /s/ John Reid Anderson
                                       John Reid Anderson
                                       President

                                  NAVIGATOR VENTURES, INC.
                               (An Exploration Stage Company)
                                    INTERIM BALANCE SHEET
                             June 30, 2002 and December 31, 2001
                                   (Stated in US Dollars)
                                         (Unaudited)
                                          ---------


                                                                          June 30,   December 31,
                                       ASSETS                               2002         2001
                                       ------                               ----         ----
Current
   Cash ............................................................     $   --       $ 38,328
   Accounts receivable .............................................          250          250
   Prepaid expenses ................................................          570       10,000

                                                                         $    820     $ 48,578
                                                                         ========     ========


                                   LIABILITIES
                                   -----------
Current
   Bank overdraft ..................................................     $  2,553     $   --
   Accounts payable ................................................        5,896       12,303
                                                                            -----       ------

                                                                            8,449       12,303
                                                                            -----       ------


                             STOCKHOLDERS' DEFICIENCY
                             ------------------------
Preferred stock, $0.001 par value
      5,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
      45,000,000 shares authorized
      2,250,000 shares outstanding .................................        2,250        2,250
Additional paid-in capital .........................................      122,750      122,750
                                                                          -------      -------

                                                                          125,000      125,000
Deficit accumulated during the exploration stage ...................     (132,629)     (88,725)
                                                                         --------      -------

                                                                           (7,629)      36,275
                                                                           ------       ------

                                                                         $    820     $ 48,578
                                                                         ========     ========






















                             SEE ACCOMPANYING NOTES


                                                       NAVIGATOR VENTURES, INC.
                                                    (An Exploration Stage Company)
                                                   INTERIM STATEMENTS OF OPERATIONS
                                      for the three and six months ended June 30, 2002 and 2001, and for the period May 24, 2000 (Date of Incorporation) to June 30, 2002
                                                        (Stated in US Dollars)
                                                              (Unaudited)
                                                               ---------


                                                                                                            May 24, 2000
                                                                                                           (Date of Incor-
                                                Three months ended               Six months ended            poration) to
                                                     June 30                         June 30                   June 30,
                                              2002            2001              2002            2001             2002
                                              ----            ----              ----            ----             ----
Administrative expenses:

   Accounting and audit
      fees ........................       $     926        $    --          $   3,616        $   5,584        $  14,376
   Bank charges ...................              71               49              433              235            1,003
   Business plan ..................            --               --               --              1,177            1,177
   Consulting fees ................            --               --              5,000             --              5,000
   Legal fees .....................            --               --              2,464           16,462           40,127
   Management fees ................           6,000             --             10,000            5,000           22,000
   Transfer agent fees ............             266              535            1,506            1,300            3,821
                                          ---------        ---------        ---------        ---------        ---------

Loss before other items ...........          (7,263)            (584)         (23,019)         (33,758)         (87,504)
                                          ---------        ---------        ---------        ---------        ---------

Other items Mineral property costs:
  Exploration costs ...............         (20,025)            --            (20,885)          (4,000)         (39,125)
  Royalty payments ................            --               --               --               --             (6,000)
                                          ---------        ---------        ---------        ---------        ---------
                                            (20,025)            --            (20,885)          (4,000)         (45,125)
                                          ---------        ---------        ---------        ---------        ---------

Net loss for the period ...........       $ (27,288)       $    (584)       $ (43,904)       $ (33,758)       $(132,629)
                                          =========        =========        =========        =========        =========

Loss per share ....................                        $   (0.01)       $   (0.00)       $   (0.02)       $   (0.14)
                                                           =========        =========        =========        =========

Weighted average number of
shares outstanding                        2,250,000          250,000        2,250,000          250,000
                                          =========          =======        =========          =======

























                             SEE ACCOMPANYING NOTES


                                                       NAVIGATOR VENTURES, INC.
                                                    (An Exploration Stage Company)
                                                   INTERIM STATEMENTS OF CASH FLOWS
                                           for the six months ended June 30, 2002 and 2001,
                               and for the period May 24, 2000 (Date of Incorporation) to June 30, 2002
                                                         (Stated in US Dollars)
                                                              (Unaudited)
                                                               ---------

                                                                                                  May 24, 2000
                                                                     Six months     Six months  (Date of Incor-
                                                                       Ended          ended       poration) to
                                                                      June 30,       June 30,       June 30,
                                                                        2002           2001           2002
                                                                        ----           ----           ----
Cash Flows used in Operating  Activities

   Net loss for the period ....................................     $ (43,904)     $  (7,870)     $(132,629)
   Add item not affecting cash
     Mineral property written-off .............................          --             --
   Changes in non-cash working capital items related
    to operations
     Share subscription receivable ............................          --             --             (250)
     Prepaid expenses .........................................         9,430           (500)          (570)
     Accounts payable .........................................        (6,407)          (672)         5,896
     Due to shareholder .......................................          --            5,700           --

                                                                      (40,881)        (3,342)      (127,553)

Cash Flows from Financing Activities
   Capital stock issued .......................................          --             --          111,000
   Capital stock subscribed ...................................          --             --           14,000

                                                                         --             --          125,000

Decrease in cash during the period ............................       (40,881)        (3,342)        (2,553)

Cash, beginning of the period .................................        38,328          2,696           --

Bank overdraft, end of the period .............................     $  (2,553)     $    (646)     $  (2,553)


Supplemental disclosure of cash flow information Cash paid for:
     Interest .................................................     $    --        $    --        $    --

     Income taxes .............................................     $    --        $    --        $    --


























                             SEE ACCOMPANYING NOTES


                                                       NAVIGATOR VENTURES, INC.
                                                    (An Exploration Stage Company)
                                                   INTERIM STATEMENT OF STOCKHOLDERS'
                                            DEFICIENCY for the period May 24, 2000 (Date of
                                                   Incorporation) to June 30, 2002
                                                          (Stated in US Dollars)
                                                              (Unaudited)
                                                               ---------



                                                                                              Deficit
                                                                                            Accumulated
                                                  Common Shares             Additional      During the
                                                  -------------              Paid-in        Exploration
                                              Shares        Par Value        Capital           Stage           Total
Capital stock issued for cash
                      - at $0.10 ...         250,000       $     250       $  24,750       $    --          $  25,000

Net loss for the period ............            --              --              --           (25,888)         (25,888)

Balance, December 31, 2000 .........         250,000             250          24,750         (25,888)            (888)

Capital stock issued  pursuant to an
initial public offering
                      - at $0.05 ...       2,000,000           2,000          98,000            --            100,000

Net loss for the year ..............            --              --              --           (62,837)         (62,837)

Balance, December 31, 2001 .........       2,250,000           2,250         122,750         (88,725)          36,275

Net loss for the period ............            --              --              --           (43,904)         (43,904)

Balance, June 30, 2002 .............       2,250,000       $   2,250       $ 122,750       $(132,629)       $  (7,629)






































                             SEE ACCOMPANYING NOTES

                            NAVIGATOR VENTURES, INC.
                         (An Exploration Stage Company)
                         NOTES TO THE INTERIM FINANCIAL
                          STATEMENTS June 30, 2002 and
                                December 31, 2001
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

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

Note 2        Continuance of Operations

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at June 30, 2002, the Company has a working capital deficiency of $7,629, which is not sufficient to meet its planned business objective or to fund mineral property expenditures and ongoing operations for the next fiscal year. The Company has accumulated losses of $132,629 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3        Commitment

              By a lease agreement dated September 15, 2000 and amended October 25, 2001, the Company was granted the exclusive right to explore and mine the Zala M Group claims located in Ferry and Okanogan Counties of North Central Washington State for the following minimum royalty payments and exploration commitment:

              Minimum Royalty Payments:

              The owner shall be paid a royalty of 2.5% of the net returns from all production. In respect to this royalty, the company is required to pay minimum royalty payments of the following:

                -        $1,000 upon signing (paid);
                -        $5,000 on November 30, 2001 (paid);
                -        $10,000 on September 30, 2002
                -        $20,000 on September 30, 2003
                -        $40,000 on September 30, 2004 and thereafter

Navigator Ventures, Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements June 30, 2002 and December 31, 2001 (Stated in US Dollars) (Unaudited) - Page 2


Note 3        Commitment - (cont'd)
              ----------

              Exploration Commitment:

              The company must incur $435,718 on exploration expenditures prior to September 30, 2004 as follows:

                                                         Minimum
                             Date                      Exploration
                             ----                      -----------
              On or before September 30, 2002           $       61,299
              On or before September 30, 2003                  112,791
              On or before September 30, 2004                  261,628

                                                        $      435,718


              The term of this lease is for 10 years. The term may be extended by the Company for two periods of 10 years by the company giving notice to the owner.