Form 10KSB
period 2002-09-30
NAVIGATOR VENTURES INC
filed 2002-11-12
CIK 1116238

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: September 30, 2002

                         Commission File Number: 001-31242

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 2002 was 2,250,000 common shares.

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the three-month period ended September 30, 2002 are attached hereto.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

OVERVIEW

     Navigator Ventures, Inc. was incorporated under the laws of the State of Nevada on May 24, 2000. We have not commenced active business operations.

         We are an exploration stage company. We have acquired a mineral lease on a total of 5 patented and 10 un-patented lode mineral claims located in Washington State. A patented lode mineral claim is the highest form of holding a mineral claim. It means that no more assessment work is necessary and that all mineral rights, both surface and underground, are included in the claim. An un-patented claim means that more assessment work is necessary before all mineral rights can be claimed. We intend to explore for metals, including silver and gold, on our property. There is no assurance that valuable minerals will be found until proper geologic exploration and analysis is performed.

         Our administrative office is located at 207-1425 Marine Drive, West Vancouver, British Columbia, Canada V7T 1B9, telephone (604) 818-6804. Our Nevada office is located at 5300 West Sahara Avenue, Suite 101, Las Vegas, Nevada, 89146. Our fiscal year end is December 31.

Business Operations

         On September 30, 2000, Navigator acquired a 10-year mineral lease from L.E. Lawson, the owner of five patented and ten un-patented lode mineral claims, sometimes referred to as the Zala M claims, covering approximately 277 acres located in the northeast section of the state of Washington. An un-patented claim is one in which more assessment work is necessary before all mineral rights can be claimed. We are presently in the pre-exploration stage and there is no assurance that a commercially viable mineral deposit exists in our property until exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

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

         The owner of the property on which the Zala M claims are located is the Lawson Trust. The beneficial owners of the Lawson Trust are L.E. Lawson and Verla Lawson. By a lease agreement dated September 15, 2000 and amended October 25, 2001, the Company was granted the exclusive right to explore and mine the Zala M Group claims located in Ferry and Okanogan Counties of North Central Washington State. Under the terms of the lease, Navigator is obligated to pay royalties of 2.5% of the net returns from all minerals sold or processed. In addition, Navigator must pay a minimum annual royalty as follows, of which the first payment of $1,000 has already been made:

     Navigator Ventures Inc. agrees to pay the Owner in Canadian funds, the minimum annual royalty as follows, of which the first two payments have already been made:

         September 30, 2001                          $1,000
         November 30, 2001                  $5,000
         September 30, 2002                          10,000
         September 30, 2003                          20,000
         September 30, 2004 & there after   40,000

         In addition Navigator Ventures is obligated under the terms of the lease, paragraph 8,to expend $435, 719 as part of their exploration program, of which now will proceed according to the following:

         $61,299  On or Before              September 30, 2002
         112,791                            September 30, 2003
         261,628                            September 30, 2004

         As of the time of this quarterly report, Navigator is in the process of negotiating an extension of the September 30, 2002 payment.

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

Location and Access

         The Zala M Group Properties consist of five patented and ten un-patented claims totaling approximately 277 acres. The property is located in the Wauconda mining district of Okanogan County and the Eureka mining district of Ferry County and is approximately 17.5 miles northwest of Republic, Washington. Access to the region from Vancouver, B.C. is by Highway No. 3 to Carson B.C. and Washington State Highways No. 20 and No. 21 to Republic, a road distance of 350 miles. Property access from Republic is by way of the Trout Creek Road for 6.5 miles to Ferry County Road 514, a well-maintained gravel road, and the Sheridan Road for 8.0 miles to the Zala M Group claims. A number of well-maintained forestry service roads provide good access to most areas of the property.
Physiography

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

Property Geology

         Aegis Resources Ltd mapped the geology in 1976-77 by the Dusty Mac-Occidental-Quintana consortium and in 1985. The two upper members of the tertiary Klondike Mountain formation generally underlies most of the property. The Middle Member, which is composed of pale, colored, greenish volcanic breccias, a type of rock whose components are angular in shape, as distinguished from a conglomerate, whose components are water-worn into a rounded shape, and lava flows, occurs in the southern part of the property and the Upper Member, consisting of dark gray, bitric lava flows in the northern property areas. The flows are generally flat lying and at the Silver Bell breccias zone, they are of rhyolite tuff composition. The host rocks at the Zala M mine have been described as trachytic andesite and an andesite breccia. Andesite is a fine grained igneous rock with no quartz or orthoclase, composed of about 75% plagioclase feldspars and 25% ferromagnesium silicate.

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

Our Proposed Exploration Program

         We must conduct exploration to determine what amount of minerals, if any, exist on our properties, and if any minerals that are found can be economically extracted and profitably processed.

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

Results of Operations
From Inception on May 24, 2000

         We have acquired our first interest in patented and un-patented lode mineral claims. At this time we have not yet commenced the research and/or exploration stage of our mining operations on that property. We have paid $6,000 for a mining lease. In addition, we have paid $4,000 to R.E. Miller, a mining engineer, for a report on the property. As of September 30, 2002 we have experienced operating losses of $135,495.

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

Liquidity and Capital Resources

         As of the date of this report, we have yet to generate any revenues from our business operations. Since our inception, Mr. Anderson has paid $25,000 in cash in exchange for 250,000 shares of common stock. This money has been utilized for organizational and start-up costs and as operating capital. We have also raised gross proceeds of $100,000 from the sale of stock registered in our SB-2 offering. As of September 30, 2002 we had sustained operating losses $135,495.

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

                            NAVIGATOR VENTURES, INC.

     Dated: November 8, 2002 /s/ John Reid Anderson John Reid Anderson President



                            NAVIGATOR VENTURES, INC.
                         (An Exploration Stage Company)
                              INTERIM BALANCE SHEET
                    September 30, 2002 and December 31, 2001
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                              September 30,       December 31,
                                                     ASSETS                        2002               2001
                                                     ------                        ----               ----
Current
   Cash                                                                      $           204     $        38,328
   Accounts receivable                                                                   250                 250
   Prepaid expenses                                                                      570              10,000

                                                                             $         1,024     $        48,578


                                                   LIABILITIES
Current
   Accounts payable                                                          $        11,519     $        12,303


                                            STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value
      5,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
     45,000,000 shares authorized
      2,250,000 shares outstanding                                                     2,250               2,250
Additional paid-in capital                                                           122,750             122,750

                                                                                     125,000             125,000
Deficit accumulated during the exploration stage                                (    135,495)       (     88,725)

                                                                                (     10,495)             36,275

                                                                             $         1,024     $        48,578




                            NAVIGATOR VENTURES, INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                  for the three and nine months ended September
               30, 2002 and 2001, and for the period May 24, 2000
                  (Date of Incorporation) to September 30, 2002
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                          May 24, 2000
                                                                                                         (Date of Incor-
                                            Three months ended               Nine months ended            poration) to
                                               September 30                     September 30              September 30,
                                           2002            2001             2002            2001              2002
                                           ----            ----             ----            ----              ----
Administrative expenses:
   Accounting fees                     $        1,109  $        1,915  $        4,724   $       2,680   $      15,485
   Bank charges                                    16             141             450             249           1,019
   Business plan                                    -               -               -               -           1,177
   Consulting fees                                  -               -           5,000               -           5,000
   Legal fees                                       -          20,797           2,464          26,494          40,127
   Management fees                                  -               -          10,000               -          22,000
   Transfer agent fees                            104             315           1,610           1,615           3,925

Loss before other items                   (     1,229)    (    23,168)    (    24,248)     (   31,038)     (   88,733)

Other items Mineral property costs:
  Exploration costs                       (     1,637)    (       150)    (    22,522)     (      150)     (   40,762)
  Royalty payments                                  -               -               -               -      (    6,000)

                                          (     1,637)    (       150)    (    22,522)     (      150)     (   46,762)

Net loss for the period                $  (     2,866) $  (    23,318) $  (    46,770)  $  (   31,188)  $  (  135,495)

Loss per share                         $  (     0.00)  $  (     0.09)  $  (     0.02)   $  (     0.12)

Weighted average number of
 shares outstanding                         2,250,000         250,000       2,250,000          250,000



                            NAVIGATOR VENTURES, INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                     for the nine months ended September 30,
                 2002 and 2001, and for the period May 24, 2000
                  (Date of Incorporation) to September 30, 2002
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                       May 24, 2000
                                                                 Nine months        Nine months      (Date of Incor-
                                                                    Ended              ended           poration) to
                                                                September 30,      September 30,      September 30,
                                                                    2002                2001               2002
                                                                    ----                ----               ----
Cash Flows used in Operating  Activities
   Net loss for the period                                     $ (     46,770)     $ (     31,188)    $ (    135,495)
   Changes in non-cash working capital items related
    to operations
     Share subscription receivable                                          -                   -      (         250)
     Prepaid expenses                                                   9,430        (        200)      (        570)
     Accounts payable                                            (        784)             22,089             11,519
     Due to shareholder                                                     -               1,700                  -

                                                                 (     38,124)       (      7,599)      (    124,796)

Cash Flows from Financing Activities
   Capital stock issued                                                     -               5,650            125,000

Increase (decrease) in cash during the period                    (     38,124)       (      1,949)               204

Cash, beginning of the period                                          38,328               2,696                  -

Cash, end of the period                                        $          204      $          747     $          204


Supplemental disclosure of cash flow information Cash paid for:
     Interest                                                  $            -     $            -      $            -

     Income taxes                                              $            -     $            -      $            -





                             SEE ACCOMPANYING NOTES
                            NAVIGATOR VENTURES, INC.
                         (An Exploration Stage Company)
                       INTERIM STATEMENT OF STOCKHOLDERS'
                 DEFICIENCY for the period May 24, 2000 (Date of
                      Incorporation) to September 30, 2002
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                         Deficit
                                                                                       Accumulated
                                                                      Additional       During the
                                             Common Shares              Paid-in        Exploration
                                             -------------
                                         Shares        Par Value        Capital           Stage           Total

Capital stock issued for cash
                      - at $0.10            250,000 $          250  $       24,750  $            -    $       25,000

Net loss for the period                           -              -               -     (    25,888)      (    25,888)

Balance, December 31, 2000                  250,000            250          24,750     (    25,888)      (       888)

Capital stock issued pursuant to an
initial public offering
                      - at $0.05          2,000,000          2,000          98,000               -           100,000

Net loss for the year                             -              -               -     (    62,837)      (    62,837)

Balance, December 31, 2001                2,250,000          2,250         122,750     (    88,725)           36,275

Net loss for the period                           -              -               -     (    46,770)      (    46,770)

Balance, September 30, 2002               2,250,000 $        2,250  $      122,750  $  (   135,495)   $  (    10,495)



                            NAVIGATOR VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                    September 30, 2002 and December 31, 2001
                             (Stated in US Dollars)
                                   (Unaudited)

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

Note 2        Continuance of Operations

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at September 30, 2002, the Company accumulated losses of $135,495 since its commencement and has a working capital deficiency of $10,495, which is not sufficient to meet its planned business objective or to fund mineral property expenditures and ongoing operations for the next fiscal year. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

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

              On September 30, 2002 the agreement was in default in respect to unpaid royalty payments and further exploration costs. The company is negotiating an extension to the royalty and exploration commitments.

Note 4        Subsequent Events

              The Company entered into a term sheet dated September 5, 2002 to acquire 100% of the issued and outstanding shares of Golden Apple Holding Company LLC, ("Golden Apple"). Golden Apple intends to conduct business in the area of property and casualty insurance. Consideration will be by the issue of 2,250,000 shares of the Company. In conjunction with the issue, the Company intends to forward split its outstanding shares on the basis of nine new for each share outstanding. Completion of the acquisition is subject to satisfactory due diligence procedures by the Company.